Form 10-Q
period 2001-06-30
FOREST BANK LLC
filed 2001-08-14
CIK 1134513

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



         ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001

                                       OR

         (    )   Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

         For the transition period from _______________ to _________________

                             Commission file number
                                    333-56424

                              The Forest Bank, LLC
             (Exact name of registrant as specified in its charter)

          Delaware                                   16-1598585
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       339 East Avenue, Suite 300
          Rochester, NY 14604                           716 232 3530
(Address of principal executive offices)     (Registrant's telephone number,
                                                  including area code)

                                       N/A
                                  (Former name)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  [    ]       No    [ X ]

         As of August 10, 2001, there were no class A units of The Forest Bank, LLC outstanding.

                              The Forest Bank, LLC

                                    Form 10-Q
                  For the quarterly period ended June 30, 2001

                                      INDEX

                                                                                                                Page
                                                                                                                ----
Part I     Financial Information

         Item 1. Financial Statements.............................................................................2

                   Balance Sheets.................................................................................2

                   Statement of Operations........................................................................3

                   Statement of Cash Flows........................................................................4

                   Notes to Financial Statements..................................................................5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............9

         Item 3. Qualitative and Quantitative Disclosure about Market Risks......................................10

Part II     Other Information

         Item 1. Legal Proceedings...............................................................................10

         Item 2. Changes in Securities...........................................................................10

         Item 3. Defaults upon Senior Securities.................................................................10

         Item 4. Submission of Matters to a Vote of Security Holders.............................................10

         Item 5. Other Information...............................................................................10

         Item 6. Exhibits and Reports on Form 8-K................................................................10

         Signatures..............................................................................................11

                              THE FOREST BANK, LLC
                          (A Development Stage Company)

                                  BALANCE SHEET


                                  JUNE 30, 2001



                                      ASSETS
CURRENT ASSETS
  Cash                                                                                           $   96,336
  Cash restricted for payment to certain land owners                                                 52,640
  Certificate of deposit                                                                            346,014
                                                                                                 ----------
                                                   TOTAL CURRENT ASSETS                             494,990

OTHER ASSETS
  Deferred offering costs                                                                           184,172
  Deposits - timber rights                                                                              400
                                                                                                 ----------
                                                                                                    184,572
                                                                                                 ----------
                                                                                                 $  679,562
                                                                                                 ==========

                         LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Accrued legal fees                                                                             $   53,411
  Due to The Nature Conservancy                                                                     117,586
                                                                                                 ----------
                                                   TOTAL CURRENT LIABILITIES                        170,997
MEMBER'S EQUITY
  Class M membership units                                                                        1,250,400
  Less management services receivable                                                              (750,000)
                                                                                                 ----------
                                                                                                    500,400
  Earnings accumulated in the development stage                                                       8,165
                                                                                                 ----------
                                                                                                    508,565
                                                                                                 ----------
                                                                                                 $  679,562
                                                                                                 ==========



See accompanying notes.

                              THE FOREST BANK, LLC
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                          January 17, 2001
                                                            (Inception)        Three months
                                                            to June 30,       ended June 30,
                                                                2001               2001
                                                          -----------------  -----------------
Other income (expense):
  Interest income                                            $    8,229         $     4,038
  Bank charges                                                      (64)                (64)
                                                             ----------         -----------
                                             NET INCOME      $    8,165         $     3,974
                                                             ==========         ===========

Net income per membership unit                               $     0.01         $        -
                                                             ==========         ===========

Weighted average - Class M member units                       1,500,000           1,500,000
                                                              =========         ===========

See accompanying notes.

                              THE FOREST BANK, LLC
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

          FOR THE PERIOD JANUARY 17, 2001 (INCEPTION) TO JUNE 30, 2001

CASH FLOWS - OPERATING ACTIVITIES
  Net income for the period                                                                                     $   8,165
  Adjustments to reconcile net income to net cash used
    for operating activities:
      Changes in certain assets and liabilities affecting operations:
           Cash restricted for payment to certain landowners                                                      (52,640)
                                                                                                                 --------
                                                                                     NET CASH USED FOR
                                                                                     OPERATING ACTIVITIES         (44,475)

CASH FLOWS - INVESTING ACTIVITIES
  Purchase of certificate of deposit                                                                             (346,014)
                                                                                                                ---------
                                                                                     NET CASH USED FOR
                                                                                     INVESTING ACTIVITIES        (346,014)

CASH FLOWS - FINANCING ACTIVITIES
  Deferred offering costs incurred and paid                                                                      (130,761)
  Deposits - timber rights                                                                                           (400)
  Issuance of membership units                                                                                    500,400
  Amount due to the Nature Conservancy                                                                            117,586
                                                                                                                 --------
                                                                                     NET CASH PROVIDED FROM
                                                                                     FINANCING ACTIVITIES         486,825
                                                                                                                 --------

                                                                                     NET INCREASE IN CASH          96,336

Cash at beginning of period
                                                                                                                       -
                                                                                     CASH AT END OF PERIOD      $  96,336
                                                                                                                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Non-cash activity, deferred offering costs incurred
    and payable                                                                                                 $  53,411
                                                                                                                 ========

See accompanying notes.

NOTE A:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                                   THE COMPANY

         The Forest Bank, LLC (the "Company") was organized as a limited liability company (in the State of Delaware) on January 17, 2001. The mission of the Company is to work in partnership with private landowners to promote the economic productivity of working forests while protecting the ecological health and natural diversity of the landscapes in which they occur.


         The Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission (which became effective on June 27, 2001), in order to offer membership interests in the Company to private landowners in exchange for their timber rights.


         Since January 17, 2001 (date of inception), the Company's efforts have been devoted to raising capital. Further, as of August 7, 2001, the Company has not commenced its operating activities. Accordingly, through the report date of these financial statements, the Company is considered to be in the development stage and the accompanying financial statements are those of a development stage enterprise. Upon the successful completion of its public offering, the Company expects to commence its operations, which will consist primarily of the harvesting and managing of standing timber.


                         CASH AND CERTIFICATE OF DEPOSIT

     The Company maintains its cash balances and a certificate of deposit (which had an original maturity of six months) at a financial institution located in Washington, DC. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $395,000 at June 30, 2001.

                             DEFERRED OFFERING COSTS

     Deferred offering costs represent legal, accounting and other filing fees incurred in connection with a public offering of membership interests in the Company. These costs will be charged against capital contributions received in connection with the above-cited public offering. In the event the offering is unsuccessful, these costs will be charged against the operations of the Company.

     Income taxes
     For tax purposes, the Company will be treated as a partnership. Accordingly, net income (loss) of the Company will be allocated to the individual members and included in the determination of their taxable income.

                                    ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         NET INCOME PER MEMBERSHIP UNIT

     Basic net income per membership unit is determined by dividing net income by the weighted average number of membership units outstanding.


                     UNAUDITED INTERIM FINANCIAL STATEMENTS

     The unaudited interim financial statements presented herein have been prepared by The Forest Bank, LLC in accordance with the accounting policies described above. In the opinion of management, all adjustments which are necessary for a fair statement of development stage activities for the interim period presented have been made.

         Since this is the Company's initial year of operations, the only balance sheet required to be included in this filing is the balance sheet as of June 30, 2001. An audited balance sheet as of June 15, 2001 was included in the Form S-1 Registration Statement cited in Note A.


NOTE B:  LEGAL FEES


         The Company has incurred legal fees of $170,997 through June 30, 2001, for services rendered by the Company's attorney in preparing the Form S-1 Registration Statement cited in Note A. This registration statement will be used to offer Class A-1, Class A-2 and Class A-3 membership units in the Company. These legal fees have been included in the asset "deferred offering costs" (see Notes A and C) on the accompanying balance sheet. At June 30, 2001, $53,411 of the above-cited legal fees remained unpaid.


NOTE C:  DUE TO THE NATURE CONSERVANCY


         In May 2001, The Nature Conservancy paid legal fees of $117,586 on behalf of the Company. These costs are referred to in Note B above. The Company repaid the above-cited amount to The Nature Conservancy on July 6, 2001.

NOTE D:  MEMBER'S EQUITY


         On January 30, 2001, The Nature Conservancy (the "Managing Member") invested $500,000 and committed to provide management services (for a period of five years, commencing on the effective date of the S-1 Registration Statement cited in Note A) to the Company, valued by the parties at $750,000, in exchange for 1,500,000 Class M membership units. The value ascribed to these management services has been reflected in the accompanying balance sheet as member's equity with a corresponding reduction in equity of $750,000 for management services to be received. As the Managing Member provides the management services, the Company will record a charge to its operations with a corresponding reduction of the management services receivable. The Managing Member is a non-profit conservation organization located in the United States.


         Prior to the formation of the Company, The Nature Conservancy made payments of $400 to certain landowners in connection with the agreements described in Note E. An asset for these payments (Deposits - timber rights) has been recorded on the accompanying balance sheet with a corresponding addition to the Class M membership units of the Managing Member.



         Given the occurrence of certain events, the Managing Member may also be obligated to provide up to $250,000 of additional cash to the Company, under the terms of the Class M membership units cited above. This contribution, when and if received, will be recorded as additional member's equity.



NOTE E:  LETTERS OF INTENT - TIMBER RIGHTS



         The Company has signed letters of intent (the agreements) with certain landowners that prevent each landowner from taking any action that might harm timber located on their property for the period covered by each agreement. Each landowner received a deposit of $100 to secure the agreements (see Note D). In addition, if a landowner eventually contributes their timber rights to the Company, the Company will be obligated to pay such landowner an amount equal to 4% per annum (calculated from the date of signing the letter of intent through the date of the actual deposit of the timber rights into The Forest Bank,
         LLC) of the appraised value of their timber rights on the date of the contribution. The current value of the timber rights covered by these agreements is approximately $678,000.

         The agreements each cover a period of one year and are scheduled to expire at various dates from August 8, 2001 through July 15, 2002. The Company and each landowner, by mutual consent, shall have the option to renew their agreement for an additional one-year period under the same terms and conditions contained within the original agreement. However, the landowners are under no obligation to contribute their timber rights to the Company and may rescind the above-cited agreement at any time.



         Should any or all of the above-cited landowners contribute their timber rights to the Company, they will do so in exchange for Class A membership units. However, in the event such landowners have contributed their timber rights into The Forest Bank, LLC, each landowner may have the right, arising under the federal securities laws, for a period of one year from the date of the contribution, to rescind their contribution. Should a landowner be entitled to rescind their contribution, their timber rights will be returned and they will surrender their membership interest to the Company. Due to the nature of this rescission clause, no amounts will be recorded as equity at the time these landowners contribute their timber rights to the Company. Instead, such amounts would be recorded as "Membership Units Subject to Rescission," and would appear on the balance sheet after debt but before members' equity. Such amounts will only be recorded as equity after the one-year rescission period described above has expired.



NOTE F:  RESTRICTED CASH



         In connection with the letters of intent described in Note E, the Company has cash of $52,640 which is restricted for payment to the landowners cited in Note E. This is currently the maximum amount which will be paid to the landowners in the event that such landowners deposit their timber rights into The Forest Bank, LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, and our ability to acquire timber rights in exchange for its membership interests.

         We are not a bank and are not insured by the Federal Deposit Insurance Corporation or any other similar entity.

         The Forest Bank, LLC, was formed as a Delaware limited liability company in January 2001. We are currently offering three different types of class A membership units in exchange for contributions of rights to manage and cut standing timber. This offering is being conducted pursuant to our registration statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission on June 27, 2001. To date, we have not issued any class A membership units, acquired any timber rights or entered into any binding contracts to acquire any timber rights.

         In our offering of class A membership interests in exchange for timber rights, we will issue to each contributor a whole number of units of class A membership interests in our company equal to the appraised dollar value of the timber rights contributed. Each type of class A units will have differing rights with respect to dividends and redemption. All of the proceeds from this offering will be rights to manage and cut standing timber.

         At June 30, 2001 our total assets were $679,562.

         Gross revenues of $4,038 for the three months ended June 30, 2001, represented interest income earned on a certificate of deposit held by the Company. We incurred bank charges of $64 for the three months ended June 30, 2001. Because our company was formed on January 17, 2001, there is no comparative financial data available for the prior fiscal year.

         No cash distributions have been made to any members.

         As of June 30, 2001, we had not entered into any arrangements creating a reasonable probability that a property would be acquired by us.

         Management expects that the current assets of the Company (composed of cash, restricted cash, and a certificate of deposit) will be adequate to pay operating expenses and to make anticipated distributions to our shareholders.

Results of Operations

         The Company has not yet commenced its operating activities and is therefore considered a development stage company.

Item 3.    Qualitative and Quantitative Disclosure about Market Risks.

         None.

                                     Part II

                                Other Information


Item 1.    Legal Proceedings.

         None.

Item 2.    Changes in Securities.

         None.

Item 3.    Defaults upon Senior Securities.

         None.

Item 4.    Submission of Matters to a Vote of Security Holders.

         None.

Item 5.    Other Information.

         None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)      Exhibits - None.

           (b)      Current Report on Form 8-K - None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  August 10, 2001.            The Forest Bank, LLC
                                   (Registrant)


                                   By:      /s/ Kent W. Gilges
                                       ---------------------------------------
                                            Kent W. Gilges
                                            President and
                                            Chief Executive Officer



                                   By:      /s/ Ganesan Balanchander
                                       ---------------------------------------
                                            Ganesan Balachander
                                            Chief Financial Officer