Form 10-Q
period 2001-09-30
FOREST BANK LLC
filed 2001-11-13
CIK 1134513

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _________________

                             Commission file number
                                    333-56424


                              The Forest Bank, LLC
             (Exact name of registrant as specified in its charter)

                  Delaware                                 16-1598585
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

              339 East Avenue, Suite 300                   716 232 3530
                 Rochester, NY 14604                (Registrant's telephone
       (Address of principal executive offices)    number, including area code)

                                       N/A
                                  (Former name)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ X  ]       No    [   ]

     As of November 7, 2001, there were no class A units of The Forest Bank, LLC outstanding.




                              The Forest Bank, LLC

                                    Form 10-Q
                For the quarterly period ended September 30, 2001

                                      INDEX

                                                                                     Page
                                                                                     ----
Part I     Financial Information

         Item 1. Financial Statements...................................................2

                   Balance Sheet........................................................2

                   Statements of Operations.............................................3

                   Statement of Cash Flows..............................................4

                   Notes to Financial Statements........................................5

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations............ .....................................9

         Item 3. Qualitative and Quantitative Disclosure about Market Risks............10

Part II     Other Information

         Item 1. Legal Proceedings.....................................................10

         Item 2. Changes in Securities.................................................10

         Item 3. Defaults upon Senior Securities.......................................10

         Item 4. Submission of Matters to a Vote of Security Holders...................10

         Item 5. Other Information.....................................................10

         Item 6. Exhibits and Reports on Form 8-K......................................10

         Signatures....................................................................11


                                     Part I

                             Financial Information

Item 1. Financial Statements





                                      THE FOREST BANK, LLC
                                      --------------------
                                 (A Development Stage Company)
                                 -----------------------------

                                         BALANCE SHEET
                                         -------------


                                       SEPTEMBER 30, 2001


                                             ASSETS
                                             ------
CURRENT ASSETS
--------------
Cash                                                                               $    32,930
Cash restricted for payment to certain land owner                                        3,816
Certificate of deposit                                                                 260,000
                                                                                   -----------
                                                                                       296,746

OTHER ASSET
-----------
Deferred offering costs                                                            $   212,495
                                                                                   -----------
                                                                                   $   509,241
                                                                                   ===========

                                LIABILITIES AND MEMBER'S EQUITY
                                -------------------------------

CURRENT LIABILITIES
-------------------
Due to Nature Conservancy                                                          $       100
                                                                                   -----------
                                                       TOTAL CURRENT LIABILITIES   $       100


MEMBER'S EQUITY
---------------
Class M membership units                                                           $ 1,250,000
Less management services receivable                                                   (712,500)
                                                                                   -----------
                                                                                   $   537,500
Deficit accumulated in the development stage                                           (28,359)
                                                                                   -----------
                                                                                   $   509,141
                                                                                   -----------
                                                                                   $   509,241
                                                                                   ===========



See accompanying notes.


                                     THE FOREST BANK, LLC
                                     --------------------
                                (A Development Stage Company)
                                -----------------------------

                                   STATEMENTS OF OPERATIONS
                                   ------------------------

                                                                                   Three
                                                                January 17, 2001   months
                                                                 (Inception) to    ended
                                                                  to September    September
                                                                    30, 2001      30, 2001
                                                                  ------------   -----------
General and administrative expenses:
     Management services expenses                                      37,500         37,500
     Other administrative expenses                                        100            100
     Bank charges                                                          64           --
     Fees for filing 10Q                                                  504            504
                                                                  ------------   -----------
                                       NET LOSS FROM OPERATIONS   $   (38,168)   $   (38,104)

Other income - Interest income                                    $     9,809    $     1,580

                                       NET LOSS                       (28,359)       (36,524)

Net loss per membership unit                                      $      (.02)   $      (.02)
                                                                  ============   ===========
Weighted average - Class M member units                             1,500,000      1,500,000
                                                                  ============   ===========










See accompanying notes.


                                 THE FOREST BANK, LLC
                                 --------------------
                             (A Development Stage Company)
                             -----------------------------

                                STATEMENT OF CASH FLOWS
                                -----------------------



FOR THE PERIOD JANUARY 17, 2001 (INCEPTION) TO SEPTEMBER 30, 2001
-----------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES
---------------------------------
Net loss for the period                                                    $ (28,359)
Adjustments to reconcile net loss to net cash provided from
operating activities:
    Decrease in management services receivable                                37,500
    Changes in certain assets and liabilities affecting
    operations:
         Cash restricted for payment to certain landowner                     (3,816)
         Amount due to The Nature Conservancy                                    100
                                                                           ---------
                                                  NET CASH PROVIDED FROM
                                                  OPERATING ACTIVIITIES$       5,425


CASH FLOWS - INVESTING ACTIVITIES
---------------------------------
Purchase of certificate of deposit                                          (260,000)
                                                                           ---------
                                                  NET CASH USED FOR
                                                  INVESTING ACTIVITIES     $(260,000)


CASH FLOWS - FINANCING ACTIVITIES
---------------------------------
Deferred offering costs incurred and paid                                   (212,495)
Issuance of Class M membership units                                         500,000
                                                  NET CASH PROVIDED FROM
                                                  FINANCING ACTIVITIES     $ 287,505
                                                                           ---------

                                                  NET INCREASE IN CASH     $  32,930

Cash at beginning of period                                                     --
                                                                           ---------

                                                  CASH AT END OF PERIOD    $  32,930
                                                                           =========






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


     Since January 17, 2001 (date of inception), the Company's efforts have been devoted to raising capital. Further, as of November 7, 2001, the Company has not commenced its operating activities. Accordingly, the Company is considered to be in the development stage and the accompanying financial statements are those of a development stage enterprise. Upon the successful completion of its public offering, the Company expects to commence its operations, which will consist primarily of the harvesting and managing of standing timber.


                         CASH AND CERTIFICATE OF DEPOSIT

     The Company maintains its cash balances and a certificate of deposit (which had an original maturity of six months) at a financial institution located in Washington, DC. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate approximately $197,000 at September 30, 2001.

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

                          NET LOSS PER MEMBERSHIP UNIT

     Basic net loss per membership unit is determined by dividing net loss by the weighted average number of membership units outstanding.


                     UNAUDITED INTERIM FINANCIAL STATEMENTS

     The unaudited interim financial statements presented herein have been prepared by The Forest Bank, LLC in accordance with the accounting policies described above. In the opinion of management, all adjustments which are necessary for a fair statement of development stage activities for the interim period presented have been made.

     Since this is the Company's initial year of operations, the only balance sheet required to be included in this filing is the balance sheet as of September 30, 2001. An audited balance sheet as of June 15, 2001 was included in the Form S-1 Registration Statement cited in Note A.



NOTE B:  DUE TO THE NATURE CONSERVANCY


     In July 2001, The Nature Conservancy paid registration fees of $100 on behalf of the Company. The Company repaid the above-cited amount to The Nature Conservancy on November 5, 2001.


NOTE C:  MEMBER'S EQUITY


     On January 30, 2001, The Nature Conservancy (the "Managing Member") invested $500,000 and committed to provide management services (for a period of five years, commencing on the effective date of the S-1 Registration Statement cited in Note A) to the Company, valued by the parties at $750,000, in exchange for 1,500,000 Class M membership units. The value ascribed to these management services was originally recorded in the balance sheet as member's equity with a corresponding reduction in equity of $750,000 for management services to be received. As the Managing Member provides the management services, the Company will record a charge to its operations with a corresponding reduction of the management services receivable. The company began receiving management services from the Managing Member on July 1, 2001. Accordingly, the company recorded management services expense and a corresponding reduction in management services receivable in the amount of $37,500 for the quarter ended September 30,2001. The Managing Member is a non-profit conservation organization located in the United States.


     Given the occurrence of certain events, the Managing Member may also be obligated to provide up to $250,000 of additional cash to the Company, under the terms of the Class M membership units cited above. This contribution, when and if received, will be recorded as additional member's equity.



NOTE D:  LETTERS OF INTENT - TIMBER RIGHTS



     The Company has one signed letter of intent (the agreement) with a landowner that prevents the landowner from taking any action that might harm timber located on his property for the period covered by the agreement. The landowner received an initial payment of $100 prior to the formation of the company and an additional payment of $100 in July 2001 when the agreement was renewed. In addition, if the landowner eventually contributes his timber rights to the Company, the Company will be obligated to pay the landowner an amount equal to 4% per annum (calculated from the date of signing the letter of intent through the date of the actual deposit of the timber rights into The Forest Bank, LLC) of the appraised value of his timber rights on the date of the contribution. The current value of the timber rights covered by these agreements is approximately $47,705.



     The agreement for the existing letter of intent was renewed for one year in July 2001. However, the landowner is under no obligation to contribute their timber rights to the company and may rescind the above cited agreement at any time. The additional payment of $100 for this renewal was paid by The Nature Conservancy. The Company repaid The Nature Conservancy on November 5, 2001.



     Should the above-cited landowner contribute his timber rights to the Company, he will do so in exchange for Class A membership units. However, in the event the landowner contributed his timber rights into The Forest Bank, LLC, the landowner may have the right, arising under the federal securities laws, for a period of one year from the date of the contribution, to rescind his contribution. Should the landowner be entitled to rescind his contribution, his timber rights will be returned and he will surrender his membership interest to the Company. Due to the nature of this rescission clause, no amounts will be recorded as equity at the time this landowner contributes their timber rights to the Company. Instead, such amounts would be recorded as "Membership Units Subject to Rescission," and would appear on the balance sheet after debt but before members' equity. Such amounts will only be recorded as equity after the one-year rescission period described above has expired.

NOTE E:  RESTRICTED CASH



     In connection with the letter of intent described in Note D, the Company has cash of $3,816 which is restricted for payment to the landowner cited in Note D. This is currently the maximum amount which will be paid to the landowner in the event that such landowner deposits their timber rights into The Forest Bank, LLC.

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

     At September 30, 2001 our total assets were $509,241.

     Gross revenues of $1,580 for the three months ended September 30, 2001, represented interest income earned on a certificate of deposit held by the Company. Because our company was formed on January 17, 2001, there is no comparative financial data available for the prior fiscal year.

     No cash distributions have been made to any members.

     As of September 30, 2001, we had not entered into any arrangements creating a reasonable probability that a property would be acquired by us.

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


DATE:  November 13, 2001.               The Forest Bank, LLC
                                       (Registrant)


                                        By:      /s/ Kent W. Gilges
                                           -------------------------------------
                                                 Kent W. Gilges
                                                 President and
                                                 Chief Executive Officer



                                        By:      /s/ Craig Neyman
                                           -------------------------------------
                                                 Craig Neyman
                                                 Chief Financial Officer